Form 10QSB
period 2004-03-31
BIOCOL, INC.
filed 2004-05-26
CIK 1101373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to

                        Commission file number 000-28673
            ---------------------------------------------------------

                                  Biocol, Inc.
        ----------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

                                 (972) 506-9635
                            Issuer's telephone number

                               Pear Network, Inc.
(Former name, former address and former fiscal year, if changed since last report.)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 25, 2004 8,671,743

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                                  BIOCOL, INC.
                      (Formerly known as Pear Network, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,         September 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:
  Current Assets
    Cash and cash equivalents                                                $          284,322  $                -
    Inventory                                                                           767,175                   -
                                                                             ------------------  ------------------
       Total Current Assets                                                           1,051,497                   -

  Intangible Assets - Distribution rights, US, Canada & Europe                        4,750,000                   -
                                                                             ------------------  ------------------

                Total Assets                                                 $        5,801,497  $                -
                                                                             ==================  ==================

Liabilities - Accounts payable & accrued expenses                            $           93,500  $            5,550
                                                                             ------------------  ------------------

Stockholders' Equity:
  Preferred Stock - Series A, Par value $.001
    Authorized 5,000,000 shares, Issued 27,500 shares
    at March 31, 2004 and -0- shares at September 30, 2003                                   27                   -
  Preferred Stock - Series B, Par value $.001
    Authorized 5,000,000 shares, Issued 230,000 shares
    at March 31, 2004 and -0- shares at September 30, 2003                                  230                   -
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2004
    and September 30, 2003                                                                1,000               1,000
    7,671,743 shares to be issued at March 31, 2004                                       7,672                   -
  Paid-In Capital                                                                     5,814,620               5,374
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                  (114,477)            (10,849)
                                                                             ------------------  ------------------
     Total Stockholders' Equity                                                       5,707,997              (5,550)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $        5,801,497  $                -
                                                                             ==================  ==================


                             See accompanying notes

                                  BIOCOL, INC.
                      (Formerly known as Pear Network, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                                                     Inception
                        For the three months ended              For the six months ended                 of
                                 March 31,                              March 31,                   development
                    -----------------------------------   -------------------------------------
                          2004               2003               2004                2003               stage
                    -----------------  ----------------   -----------------  ------------------  ------------------
Revenues:           $               -  $              -   $               -  $                -  $                -

Expenses:
  Salaries                     12,000                 -              12,000                   -              12,000
  Consulting                   75,000                 -              75,000                   -              75,000
  Legal                        15,678                 -              15,678                   -              15,678
  Accounting                      950                 -                 950                   -              11,499
  Taxes                             -                 -                   -                   -                 300
                    -----------------  ----------------   -----------------  ------------------  ------------------

     Net Loss       $        (103,628) $              -   $        (103,628) $                -  $         (114,477)
                    =================  ================   =================  ==================  ==================

Loss Per Share:
  Basic             $          (0.02)                 -   $          (0.04)  $                -
  Diluted           $          (0.01)  $              -   $          (0.01)  $                -
                    =================  ================   =================  ==================

















                             See accompanying notes

                                  BIOCOL, INC.
                      (Formerly known as Pear Network, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the six months ended            Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2004                2003               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (103,628) $                -  $         (114,477)
(Increase) Decrease in Inventory                                   (767,175)                  -            (767,175)
Increase (Decrease) in Accounts Payable                              87,950                   -              93,425
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                            (782,853)                  -            (788,227)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Distribution Rights                                  (4,750,000)                  -          (4,750,000)
                                                          -----------------  ------------------  ------------------
Net cash provided by investing activities                        (4,750,000)                  -          (4,750,000)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock                                  767,175                   -             767,175
Proceeds from sale of preferred stock                             5,050,000                   -           5,050,000
Capital contributed by shareholder                                        -                   -               5,374
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                         5,817,175                   -           5,822,549
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         284,322                   -             284,322
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         284,322  $                -  $          284,322
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $               25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
                             See accompanying notes

                                  BIOCOL, INC.
                      (Formerly known as Pear Network, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Biocol, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Interim Reporting

         The unaudited financial statements as of March 31, 2004 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on February 27, 1997. On March 15, 2004 the Company changed its name from Pear Network, Inc. To Biocol, Inc. The Company ceased all operating activities during the period from February 27, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

                                  BIOCOL, INC.
                      (Formerly known as Pear Network, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has acquired the exclusive rights to distribute the Biocol line of products in the U.S., Canada and Europe. Biocol currently offers four products: Biocol Gel, a cosmeceutical; Biocol Cosmetic Mask, a stabilizing platform for use with Biocol Gel; Biocol Bio-Skin, a skin replacement bandage; and Biocol Delivery Gel, a serum for use in conjunction with Biocol Bio-Skin.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)
Loss to common shareholders
                                                                 For the three months ended March 31, 2004
BASIC LOSS PER SHARE                                    $         (103,628)           4,750,630  $           (0.02)
DILUTED LOSS PER SHARE                                  $         (103,628)          15,995,073  $           (0.01)
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2003
BASIC LOSS PER SHARE                                    $                -            1,000,000  $                -
DILUTED LOSS PER SHARE                                  $                -            1,000,000  $                -
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2004
BASIC LOSS PER SHARE                                              (103,628)           2,864,954  $           (0.04)
DILUTED LOSS PER SHARE                                  $         (103,628)           8,456,114  $           (0.01)
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2003
BASIC LOSS PER SHARE                                    $                -            1,000,000  $                -
DILUTED LOSS PER SHARE                                  $                -            1,000,000  $                -
                                                        ==================  ===================  ==================

                                  BIOCOL, INC.
                      (Formerly known as Pear Network, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of March 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $114,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                                  BIOCOL, INC.
                      (Formerly known as Pear Network, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003 (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of March 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - PREFERRED STOCK

         On March 26, 2001, the Company authorized five million shares of Preferred Series A Stock, par value $.001, and five million shares of Preferred Series B Stock, par value $.001.

         On February 15, 2004 the Company issued 230,000 non-voting Class B Preferred Stock which is convertible at the rate of 100 Common to 1 Preferred.

         On March 15, 2004 the Company issued 27,500 shares of non-voting, redeemable Class A Preferred Stock. Class A Preferred have a primary claim on all assets of the Company. The 27,500 shares are redeemable by the holder at face value ($2,750,000) upon merger, sale or transfer of assets, or upon the redeemable due date of the security.


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

         As used herein the term "Company" refers to Biocol, Inc., a Wyoming corporation and its predecessors, unless the context indicates otherwise.

PLAN OF OPERATIONS

Biocol, Inc. has acquired the U.S., Canadian, and European rights to exclusively distribute the Biocol line of products. Biocol currently offers four products:

* Biocol Gel, a cosmeceutical that when applied directly to the skin reduced wrinkles and promotes natural skin re-genesis.

* Biocol Cosmetic Mask is a stabilizing platform for the sustained use of Biocol Gel. It is used mainly for vanity applications.

*        Biocol  Bio-Skin  is  a  scientifically-   developed  Skin  Replacement
         Bandage.

* Biocol Delivery Gel (a serum) is a biologically-active catalyst that, when applied, creates an environment which accelerates natural skin re-genesis. Generally used in conjunction with Biocol Bio-Skin.

The patented Skin Replacement Bandage and Delivery Gel products are designed to replace natural skin that may have been lost due to burns, frostbite, pressure sores, etc. The Bio-Skin technology designed to replaces traditional skin grafting by using synthetically-created skin in lieu of natural skin.

The patented Cosmetic Mask formula, when applied to the epidermis, also creates an environment that accelerates the re-genesis of natural skin cells, Benefits of the Cosmetic Mask include reduction of wrinkles, diminishment of enlarged pores, minimization of dark circles, prevention of acne, and more. Biocol, Ltd. (The patent owner) is currently developing additional products to augment the line of cosmetic applications, i.e., deep pore cleansing agents, finishing solutions, etc.

 PRODUCT HISTORY
         Biocol Bio-Skin is a skin product that was developed under the Soviet regime after years of research by the Russian Academy of Science. The product was originally intended for military applications by the Russians in the event of chemical or nuclear war. Original research began in the early 1980's and was perfected during the late 1990's. Over 1,000 cases of successful skin replacement using Biocol technology have been documented since 1997.

         The Russian Ministry of Health (the equivalent of the U.S. FDA) has approved Biocol Bio- Skin products for use in Russia.

         The inventor of the technology, Dr Boris Gavrilyuk works at the Russian Academy of Sciences. In February, 2004, he was given the prestigious Lomonosov Award for his contribution to medical advancement.

         The company intents initially to concentrate on direct-marketing the Biocol Gel and the Biocol Face Mask by means of short and long form infomercials and by utilizing already existing Multi-Level Marketing (MLM) avenues.

RESULTS OF OPERATIONS

         The Company had no sales or sales revenues for the three months ended March 31, 2004 or 2003 because it was a shell company that had not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended March 31, 2004 or 2003 because it was a shell company that had not had any business operations for the past three years. The Company had general and administrative expenses of $103,628 for the three month period ended March 31, 2004 and $-0- for the same period in 2003.

CAPITAL RESOURCES AND LIQUIDITY

         At March 31, 2004, the Company had total current assets of $1,051,497 and total assets of $5,801,497 as compared to $-0- current assets and $-0- total assets at September 30, 2003. The Company had a net working capital of $957,997 at March 31, 2004 and a net working capital deficit of $5,550 at September 30, 2003.

         Net stockholders' equity in the Company was $5,707,997 as of March 31, 2004 and net stockholders' deficit was $5,550 at September 30, 2003.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

         On February 15, 2004 the Company issued 230,000 non-voting Class B Preferred Stock which is convertible at the rate of 100 Common to 1 Preferred.

         On March 15, 2004 the Company issued 27,500 shares of non-voting, redeemable Class A Preferred Stock. Class A Preferred have a primary claim on all assets of the Company. The 27,500 shares are redeemable by the holder at face value ($2,750,000) upon merger, sale or transfer of assets, or upon the redeemable due date of the security.

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

DIRECTOR'S   NAME                                    AGE               OFFICE                  TERM EXPIRES
Dr. Boris Karpivich Gavrilyuk MD, PhD                 75              Director              next annual meeting
Alexander Gorbachev, PhD                              42              Director              next annual meeting
Christopher C. Corwin                                 55       CEO, CFO and Director        next annual meeting
Rex Judd                                              42           Vice-President           next annual meeting

Dr. BORIS KARPIVICH GAVRILYUK MD, PhD: Dr. Gavrilyuk was educated at the Saratov Medical Institute receiving both an undergraduate and a graduate degree in microbiology. He received his PhD and his MD in 1956 from the Institute of Experimental Medicine, Russian

Academy of Medical Science, Saint-Petersburg. He was further awarded an advanced "Professors-degree in Biophysics in 1993. From 1990 until now Dr. Gavrilyuk is head of the Laboratory of cell and tissue growth of the Institute of Biophysics of the Russian Academy of Sciences. Dr. Gavrilyuk has published in excess of 100 articles and monograms. The Dr. has12 patents and 20 certificates/avtorskie, patents assigned to the government or others.

ALEXANDER GORBACHEV, PhD: Dr. Gorbachev received his Masters degree in chemical engineering from KUZBASS Polytechnical Institute. In 1990 the Dr. received his Doctorate in Economics from Moscow State University. Dr. Gorbachev has been an independent consultant for the last 20 years, primarily as expert on "Westernization" of Eastern European enterprises and the development and promotion of Eastern European products in the West.

CHRISTOPHER C. CORWIN: Mr. Corwin was educated at Michigan State University, he received a BA with emphasis on labor relations in 1972. From 1998-2001 he was Manager, Human Resources for Mattel, Incorporated. He was manager, Human Resources fr BMS Catastrophe, Inc. from 2001-2002. Mr. Corwin has acted as an Independent Consultant from 2002 until the present time.

REX JUDD : Mr. Judd is a Professional Consultant who specializes in Channel Marketing, Direct Response Marketing, and Management. During the previous 15 years he as acted as an advising consultant to such notable companies as Sears, Bausch and Lob, Xerox, Westinghouse, and American Express. Mr. Judd has also served as an Adjunct Professor on the staff of St. John Fisher Collage in Rochester, New York.

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

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated December 27, 1999.

(2) Incorporated herein by reference from Registrant's Form 10QSB, March 31, 2001, dated January 17, 2002.





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of May, 2004.

Biocol, Inc.




/s/ Christopher C. Corwin
Christopher C. Corwin
President/CFO and Director

May 25, 2004