Form 10QSB
period 2004-06-30
BIOCOL, INC.
filed 2004-08-16
CIK 1101373

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-28673

Biocol, Inc.
(Exact name of small business issuer as specified in its charter)

Wyoming	86-0970004
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10233 N. MacArthur Blvd. #277, Irving, Texas 75063 (Address of principal executive offices)

(972) 506-9635
Issuer’s telephone number

____________________________________________________________________
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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: July 21, 2004 8,671,743

        Transitional Small Business Disclosure Format (check one). Yes     ; No X

PART I

Item 1. Financial Statements

BIOCOL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2004	September 30, 2003
Assets:
Current Assets
Cash and cash equivalents	$284,322	$--
Inventory	767,175	--

Total Current Assets	1,051,497	--
Intangible Assets - Distribution rights, US, Canada & Europe	4,750,000	--

Total Assets	$5,801,497	$--

Liabilities - Accounts payable & accrued expenses	$110,500	$5,550

Stockholders' Equity:
Preferred Stock - Series A, Par value $.001
Authorized 5,000,000 shares, Issued 27,500 shares
at June 30, 2004 and -0- shares at September 30, 2003	27	--
Preferred Stock - Series B, Par value $.001
Authorized 5,000,000 shares, Issued 230,000 shares
at June 30, 2004 and -0- shares at September 30, 2003	230	--
Common Stock, Par value $.001
Authorized 100,000,000 shares,
Issued 8,671,743 Shares at June 30, 2004
and 1,000,000 at September 30, 2003	8,672	1,000
Paid-In Capital	5,814,620	5,374
Retained Deficit	(1,075)	(1,075)
Deficit Accumulated During the
Development Stage	(131,477)	(10,849)

Total Stockholders' Equity	5,690,997	(5,550)

Total Liabilities and
Stockholders' Equity	$5,801,497	$--

See accompanying notes

BIOCOL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,		Cumulative since October 20, 1999 Inception of development
	2004	2003	2004	2003	stage
Revenues:	$--	$--	$--	$--	$--
Expenses:
Salaries	7,500	--	19,500	--	19,500
Consulting	--	--	75,000	--	75,000
Legal	--	--	15,678	--	15,678
Accounting	9,500	--	10,450	--	20,999
Taxes	--	100	--	100	300

Net Loss	$(17,000)	$(100)	$(120,628)	$(100)	$(131,477)

Loss Per Share:
Basic	$--	$--	$(0.03)	$--	--
Diluted	$--	$--	$(0.01)	$--	--

See accompanying notes

BIOCOL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended June 30,		Cumulative since October 20, 1999 Inception of Development
	2004	2003	Stage
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(120,628)	$(100)	$(131,477)
(Increase) Decrease in Inventory	(767,175)	--	(767,175)
Increase (Decrease) in Accounts Payable	104,950	100	110,425

Net Cash Used in operating activities	(782,853)	--	(788,227)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Distribution Rights	(2,000,000)	--	(2,000,000)

Net cash provided by investing activities	(2,000,000)	--	(2,000,000)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock	767,175	--	767,175
Proceeds from sale of preferred stock	2,300,000	--	2,300,000
Capital contributed by shareholder	--	--	5,374

Net Cash Provided by Financing Activities	3,067,175	--	3,072,549

Net (Decrease) Increase in
Cash and Cash Equivalents	284,322	--	284,322
Cash and Cash Equivalents
at Beginning of Period	--	--	--

Cash and Cash Equivalents
at End of Period	$284,322	$--	$284,322

BIOCOL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$--	$--	$--
Franchise and income taxes	$--	$--	$25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING

ACTIVITIES:

In February 2004, the Company issued 7,761,743 shares of common stock for inventory valued at $767,175.

In March 2004, the Company issued 27,500 shares of its series “A” preferred stock in exchange for the distribution and marketing rights for the Biocol products in Europe.

See accompanying notes

BIOCOL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTSFOR
THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Biocol, Inc. (a development stage company) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Going Concern

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

Interim Reporting

        The unaudited financial statements as of June 30, 2004 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

BIOCOL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (Continued)
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

The Company has acquired the exclusive rights to distribute the Biocol line of products in the U.S., Canada and Europe. Biocol currently offers four products: Biocol Gel, a cosmeceutical; Biocol Cosmetic Mask, a stabilizing platform for use with Biocol Gel; Biocol Bio-Skin, a skin replacement bandage; and Biocol Delivery Gel, a serum for use in conjunction with Biocol Bio- Skin.

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Loss to common shareholders
	For the three months ended June 30, 2004
BASIC LOSS PER SHARE	$(17,000)	8,671,743	$--
DILUTED LOSS PER SHARE	$(17,000)	31,671,743	$--

	For the three months ended June 30, 2003
BASIC LOSS PER SHARE	$--	1,000,000	$--
DILUTED LOSS PER SHARE	$--	1,000,000	$--

	For the nine months ended June 30, 2004
BASIC LOSS PER SHARE	$(120,628)	4,807,667	$(0.03)
DILUTED LOSS PER SHARE	$(120,628)	16,223,108	$(0.01)

	For the nine months ended June 30, 2003
BASIC LOSS PER SHARE	$--	1,000,000	$--
DILUTED LOSS PER SHARE	$--	1,000,000	$--

BIOCOL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (Continued)
(Unaudited)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — INCOME TAXES

        As of June 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $121,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 — DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

BIOCOL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (Continued)
(Unaudited)

NOTE 4 — COMMITMENTS

        As of June 30, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 — PREFERRED STOCK

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

        This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward- looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

        As used herein the term “Company” refers to Biocol, Inc., a Wyoming corporation and its predecessors, unless the context indicates otherwise.

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

Product History

        Biocol Bio-Skin is a skin product that was developed under the Soviet regime after years of research by the Russian Academy of Science. The product was originally intended for military applications by the Russians in the event of chemical or nuclear war. Original research began in the early 1980‘s and was perfected during the late 1990‘s. Over 1,000 cases of successful skin replacement using Biocol technology have been documented since 1997.

        The Russian Ministry of Health (the equivalent of the U.S. FDA) has approved Biocol Bio-Skin products for use in Russia.

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

Results of Operations

        The Company had no sales or sales revenues for the three months ended June 30, 2004 or 2003 because it was a shell company that had not had any business operations for the past three years.

        The Company had no costs of sales revenues for the three months ended June 30, 2004 or 2003 because it was a shell company that had not had any business operations for the past three years. The Company had general and administrative expenses of $17,000 for the three month period ended June 30, 2004 and $-0- for the same period in 2003.

Capital Resources and Liquidity

        At June 30, 2004, the Company had total current assets of $1,051,497 and total assets of $5,801,497 as compared to $-0- current assets and $-0- total assets at September 30, 2003. The Company had a net working capital of $940,997 at June 30, 2004 and a net working capital deficit of $5,550 at September 30, 2003.

        Net stockholders’ equity in the Company was $5,690,997 as of June 30, 2004 and net stockholders’ deficit was $5,550 at September 30, 2003.

Item 3. Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

        There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

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

Dr.     BORIS KARPIVICH GAVRILYUK MD, PhD: Dr. Gavrilyuk was educated at the Saratov Medical Institute receiving both an undergraduate and a graduate degree in microbiology. He received his PhD and his MD in 1956 from the Institute of Experimental Medicine, Russian Academy of Medical Science, Saint-Petersburg. He was further awarded an advanced “Professors-degree in Biophysics in 1993. From 1990 until now Dr. Gavrilyuk is head of the Laboratory of cell and tissue growth of the Institute of Biophysics of the Russian Academy of Sciences. Dr. Gavrilyuk has published in excess of 100 articles and monograms. The Dr. has12 patents and 20 certificates/avtorskie, patents assigned to the government or others.

ALEXANDER GORBACHEV, PhD: Dr. Gorbachev received his Masters degree in chemical engineering from KUZBASS Polytechnical Institute. In 1990 the Dr. received his Doctorate in Economics from Moscow State University. Dr. Gorbachev has been an independent consultant for the last 20 years, primarily as expert on “Westernization” of Eastern European enterprises and the development and promotion of Eastern European products in the West.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No. Exhibit

3	Articles of Incorporation (1)
3.2	Bylaws (1)
3.1	Amended Articles of Incorporation (1)
3.3	Amended Articles of Incorporation (2)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

(1)	Incorporated herein by reference from Registrant’s Form 10SB12G, Registration Statement, dated December 27, 1999.
(2)	Incorporated herein by reference from Registrant’s Form 10QSB, March 31, 2001, dated January 17, 2002.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of July, 2004.

Biocol, Inc.

/s/ Christopher C. Corwin
Christopher C. Corwin
President/CFO and Director

July 19, 2004