Form 10KSB
period 2004-09-30
BIOCOL, INC.
filed 2005-03-28
CIK 1101373

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: September 30, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                To

Commission file number              000-28673

Biocol, Inc.

(Name of small business issuer in its charter)

Wyoming	86-0970004

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

10233 N. MacArthur Blvd. #277, Irving, Texas 75063

(Address of principal executive offices) (Zip code)

(Former address)

Issuer’s telephone number (972) 506-9635

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YesXNo

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

At January 13, 2005, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant(s common stock, as of January 13, 2005, was as follows:

Common Stock $.001 par value, 8,671,743 shares

Preferred Stock-Series A $.001par value, 27,500 shares

Preferred Stock-Series B $.001 par value, 230,000 shares

Total revenues for fiscal year ended September 30, 2004: $108,000

At January 13, 2005, the number of shares of common stock outstanding was 8,671,743.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or () of the Securities Act of 1933 (“Securities Act”): NONE

Transitional Small Business Disclosure Format (check one): Yes	; NO X

TABLE OF CONTENTS

Item Number and Caption	Page

PART I

Item 1.	Description of Business	4
Item 2.	Description of Property	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5

PART II

PART III

PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

The Company was incorporated under the laws of the State of Wyoming on February 27, 1997. On March 15, 2004 the Company changed its name from Pear Network, Inc. to Biocol, Inc. The Company ceased all operating activities during the period from February 27, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999 the Company is in the development stage, and has not commenced planned principal operations.

The Company has acquired the exclusive rights to distribute the Biocol line of products in the U.S., Canada and Europe. Biocol currently offers four products: Biocol Gel, a cosmeceutical; Biocol Cosmetic Mask, a stabilizing platform for use with Biocol Gel; Biocol Bio-Skin, a skin replacement bandage; and Biocol Delivery Gel, a serum for use in conjunction with Biocol Bio-Skin.

As of September 30, 2004 the Company has commenced limited business operations, but has worked mostly on organizational and administrative functions.

Product History

Biocol Bio-Skin is a skin product that was developed under the Soviet regime after years of research by the Russian Academy of Science. The product was originally intended for military applications by the Russians in the event of chemical or nuclear war. Original research began in the early 1980(s and was perfected during the late 1990(s. Over 1,000 cases of successful skin replacement using Biocol technology have been documented since 1997.

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

Competition

There are several direct competitors in the Company’s targeted market segments. Most of the Company(s competitors are publicly traded companies or subsidiaries of same. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to attract customers and obtain access to attractive capital markets.

Employees

The Company has commenced only limited operations. Therefore, the Company(s only employee at the present time is its sole officer, who will devote as much time as he determines is necessary to carry out the affairs of the Company. Other than the Company(s President, the Company’s management and directors provide planning and organizational services for the Company on an as needed basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A

VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND

RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There has been no public trading market for the Company(s common stock and thus no stock prices are available for comparison.

Dividends

Holders of common stock are entitled to receive such dividends as may be declared by the Company(s Board of Directors. The Company has never paid a cash dividend on its Common Stock nor does it anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company(s financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors the Board of Directors deems relevant.

The number of shareholders of record of the Company(s Common Stock as of January 13, 2005 was approximately 28.

Recent Sales of Unregistered Securities

In February 2004, the Company issued 7,761,743 shares of common stock for inventory valued at $767,175.

On March 26, 2001, the Company authorized five million shares of Preferred Series A Stock, par value $.001, and five million shares of Preferred Series B Stock, par value $.001.

On February 15, 2004 the Company issued 230,000 non-voting Class B Preferred Stock in exchange for the distribution and marketing rights for the Biocol products in the United States of America and Canada. Class B Preferred Stock is convertible at the rate of 100 Common to 1 Preferred.

On March 15, 2004 the Company issued 27,500 shares of non-voting, redeemable Class A Preferred Stock in exchange for the distribution and marketing rights for the Biocol products in Europe. Class A Preferred have a primary claim on all assets of the Company. The 27,500 shares are redeemable by the holder at face value ($2,750,000) upon merger, sale or transfer of assets, or upon the redeemable due date of the security.

ITEM 6. MANAGEMENT(S DISCUSSION AND

ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations - The following discussion should be read in conjunction with the Financial Statements and notes thereto.

Biocol, Inc. has acquired the U.S., Canadian, and European rights to exclusively distribute the Biocol line of products. Biocol currently offers four products:

•	Biocol Gel, a cosmeceutical that when applied directly to the skin reduced wrinkles and promotes natural skin re-genesis.
•	Biocol Cosmetic Mask is a stabilizing platform for the sustained use of Biocol Gel. It is used mainly for vanity applications.
•	Biocol Bio-Skin is a scientifically-developed Skin Replacement Bandage.
•

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

The company intents initially to concentrate on direct-marketing the Biocol Gel and the Biocol Face Mask by means of short and long form infomercial and by utilizing already existing Multi-Level Marketing (MLM) avenues.

Results of Operations - During the period from October 20, 1999 through June 30, 2004, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period. As of September 30, 2004 the Company has commenced limited business operations, but has worked mostly on organizational and administrative functions.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and developing markets for its products. The Company anticipates that until it has successfully developed markets for its products, it will not generate significant revenues, and may continue to operate at a loss, depending upon the performance of the Company in developing markets for its products.

LIQUIDITY AND FINANCIAL RESOURCES

At September 30, 2004, the Company had total current assets of $1,147,653 and total assets of $5,897,653 as compared to $-0- current assets and $-0- total assets at September 30, 2003. The Company had a net working capital of $977,148 at September 30, 2004 and a net working capital deficit of $5,550 at September 30, 2003.

Net stockholders( equity in the Company was $5,727,148 as of September 30, 2004 and net stockholders( deficit was $5,550 at September 30, 2003.

Cash and cash equivalents from inception to date have been insufficient to provide the operating capital necessary to operate the Company. The necessary capital to operate the Company has been provided by the principals and founders of the Company in the form of both debt and capital stock issuances as set forth in the financial statements incorporated herein. In summary, there has been, and will continue to be, an absence of liquidity and capital resources to operate the Company self-sufficiently unless and until an offering of the Company’s stock can be made, revenues increase or loans obtained to provide the necessary cash for operations. The current cash position of the Company is insufficient to provide for the needs of the Company. Therefore, management of the Company has committed to providing the necessary funding for the Company until the Company can generate ample revenues to offset the expenses or until an appropriate offering of the Company’s capital stock or via third party bridge loans can be made to raise cash.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the development of sufficient revenues or whether its capital will be further depleted by the operating losses (if any).

NEED FOR ADDITIONAL FINANCING

The Company may obtain funds in one or more private placements to finance the operations, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to the use of the funds. Consequently, the Company(s potential success is heavily dependent on the Company(s management, which will have unlimited discretion in entering into the planned business opportunity. There can be no assurance that the Company will be able to raise any funds in private placement.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ((Treasury Regulations(), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

This Management(s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management(s current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company(s other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company(s future activities will not differ materially from its assumptions.

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

CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF

THE EXCHANGE ACT

Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Director’s Name	Age	Office	Term Expires
Dr. Boris Karpivich Gavrilyuk MD, PhD	75	Director	next annual meeting
Alexander Gorbachev, PhD	42	Director	next annual meeting
Christopher C. Corwin	55	CEO, CFO and Director	next annual meeting

Dr. BORIS KARPIVICH GAVRILYUK MD, PhD: Dr. Gavrilyuk was educated at the Saratov Medical Institute receiving both an undergraduate and a graduate degree in microbiology. He received his PhD and his MD in 1956 from the Institute of Experimental Medicine, Russian Academy of Medical Science, Saint-Petersburg. He was further awarded an advanced (Professors-degree in Biophysics in 1993. From 1990 until now Dr. Gavrilyuk is head of the Laboratory of cell and tissue growth of the Institute of Biophysics of the Russian Academy of Sciences. Dr. Gavrilyuk has published in excess of 100 articles and monograms. The Dr. has12 patents and 20 certificates/avtorskie, patents assigned to the government or others.

ALEXANDER GORBACHEV, PhD: Dr. Gorbachev received his Masters degree in chemical engineering from KUZBASS Polytechnical Institute. In 1990 the Dr. received his Doctorate in Economics from Moscow State University. Dr. Gorbachev has been an independent consultant for the last 20 years, primarily as expert on (Westernization( of Eastern European enterprises and the development and promotion of Eastern European products in the West.

CHRISTOPHER C. CORWIN: Mr. Corwin was educated at Michigan State University, he received a BA with emphasis on labor relations in 1972. From 1998-2001 he was Manager, Human Resources for Mattel, Incorporated. He was manager, Human Resources for BMS Catastrophe, Inc. from 2001-2002. Mr. Corwin has acted as an Independent Consultant from 2002 until the present time.

Conflicts of Interest

Certain conflicts of interest existed at September 30, 2004 and may continue to exist between the Company and its officers and directors due to the fact that they have other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company’s business in the Company’s best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company’s affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company’s rights.

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

Audit Committee Financial Expert

The Company(s board of directors does not have an (audit committee financial expert,( within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ((GAAP() and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who has obtained these attributes through the experience specified in the SEC(s definition of (audit committee financial expert.( Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as (audit committee financial experts, ( and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated (audit committee financial expert.(

ITEM 10. EXECUTIVE COMPENSATION

None of the executive officer(s annual salary and bonus exceeded $60,000 during any of the Company(s last two fiscal years.

There are currently no agreements with members of management as to employment or compensation.

There is currently no compensation paid to non-employee directors.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS

AND MANAGEMENT

Principal Shareholders

The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 13,342,036 shares of issued and outstanding Common Stock of the Company as of September 30, 2004 and information as to the ownership of the Company’s Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /	Nature of	Shares
Directors	Ownership	Owned	Percent

Mikkail Chernov	Common Stock	7,641,743	88%
167 E. Mountain Peak Dr.
Draper, Utah 84020

Officers and Directors	Common Stock	-0-	0%
As a Group (one)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(e)	The following documents are filed as part of this report.

1.	Financial Statements	Page
Robison, Hill & Co.=s Independent Auditor’s Report		1

Balance Sheets

September 30, 2004 and 2003	2

Statements of Operations for the

Years Ended September 30, 2004 and 2003	3

Statement of Stockholders’ Equity

Since February 27, 1997 (inception) to September 30, 2004	4

Statements of Cash Flows for the

Years Ended September 30, 2004 and 2003	5
Notes to Financial Statements	6

2.	Financial Statement Schedules

The following financial statement schedules required by Regulation S-X are included herein.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	(a) Exhibits

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

(1)	Incorporated herein by reference from Registrant=s Form 10SB12G,

Registration Statement, dated December 27, 1999.

(2)	Incorporated herein by reference from Registrant=s Form 10QSB,

March 31, 2001, dated January 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company(s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Biocol, Inc. have concluded that Biocol, Inc.(s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC(s rules and forms.

There were no significant changes in Biocol, Inc(s internal control over financial reporting during the Company(s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company(s internal control over financial reporting.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended September 30, 2004 and 2003:

Service	2004	2003

Audit Fees	$9,650	$4,350
Audit—Related Fees	—	—
Tax Fees	—	50
All Other Fees	—	—

Total	$9,650	$4,400

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

BIOCOL, INC.

(Formerly known as Pear Network, Inc.)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

and

SEPTEMBER 30, 2003

INDEPENDENT AUDITOR’S REPORT

Biocol, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Biocol, Inc. (formerly known as Pear Network, Inc.) (a development stage company) as of September 30, 2004 and 2003, and the related statements of operations, and cash flows for the two years ended September 30, 2004, and the statement of stockholders( equity from February 27, 1997 (inception) to September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biocol, Inc. (formerly known as Pear Network, Inc.) (a development stage company) as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the two years ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America..

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management(s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted

/s/ Robison, Hill & Co

Certified Public Accountants

Salt Lake City, Utah

January 13, 2005

1

BIOCOL, INC.

(A Development Stage Company)

BALANCE SHEETS

	September
	2004	2003
A S S E T S
CURRENT ASSETS

Cash and cash equivalents	$328,479	$--

Accounts Receivable, Net	52,000	--

Inventories	767,174	--

TOTAL CURRENT ASSETS	1,147,653	--

OTHER ASSETS

Intangible Assets - Distribution rights, US, Canada & Europe	4,750,000	--

TOTAL ASSETS	5,897,653	--

L I A B I L I T I E S A N D STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable, trade	$146,145	$5,550

Accrued expenses	12,000	--

Related party payable	12,360	--

TOTAL CURRENT LIABILITIES	170,505	5,550

STOCKHOLDERS' EQUITY
Preferred Stock - Series A, par value $.001, authorized 5,000,000 shares, issued and outstanding 27,500 shares at September 30,

2004 and -0- shares at September 30, 2003	27	--
Preferred Stock - Series B, par value $.001, authorized 5,000,000 shares, issued and outstanding 230,000 shares at September 30,

2004 and -0- shares at September 30, 2003	230	--
Common Stock, par value $.001, authorized 100,000,000 shares , issued and outstanding 8,671,743 shares at September 30, 2004

and 1,000,000 shares at September 30, 2003	8,671	1,000

Additional paid-in capital	5,814,620	5,374

Retained deficit	(1,075)	(1,075)

Deficit accumulated during development stage	(95,325)	(10,849)

	5,727,148	(5,550)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$5,897,653	$--

See Notes to Financial Statements.

BIOCOL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the years ended September 30,		Cumulative since October 20, 1999 inception of development
	2004	2003	Stage
NET SALES	$108,000	$--	$108,000
COST OF GOODS SOLD	60,006	--	60,006

GROSS PROFIT	47,994	--	47,994

OPERATING EXPENSES	132,470	100	143,319

OPERATING LOSS	(84,476)	(100)	(95,325)

NET LOSS	(84,476)	(100)	(95,325)

LOSS PER SHARE:

BASIC	$(0.01)	$(0.00)

DILUTED	(0.00)	$(0.00)

BASIC	5,771,194	5,771,194
DILUTED	20,075,303	5,771,194

See Notes to Financial Statements.

BIOCOL, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

SINCE FEBRUARY 27, 1997 (INCEPTION) TO SEPTEMBER 30, 2004

Preferred Stock
	Series A		Series B
	Shares	Amount	Shares	Amount
Balance at February 27, 1997

(inception)	--	$--	--	$--

Net loss	--	--	--	--

Balance at September 30, 1997	--	--	--	--
November 4, 1997 Issuance of
stock for services and payment

of accounts payable	--	--	--	--

Net loss	--	--	--	--

Balance at September 30, 1998	--	--	--	--

Capital contributed by shareholder	--	--	--	--

Net loss	--	--	--	--

Balance at September 30, 1999	--	--	--	--

Capital contributed by shareholder	--	--	--	--

Net loss	--	--	--	--

Balance at September 30, 2000	--	--	--	--

Capital contributed by shareholder	--	--	--	--

Net loss	--	--	--	--

Balance at September 30, 2001	--	--	--	--

Capital contributed by shareholder	--	--	--	--

Net loss	--	--	--	--

Balance at September 30, 2002	--	--	--	--

Net loss	--	--	--	--

Balance at September 30, 2003	--	--	--	--

Issuance of Series B preferred	--	--	230,000	230
Issuance of Series A preferred
stock for US, Canada & Europe

distribution rights	27,500	27	--	--
Issuance of common stock for

inventory	--	--	--	--
Net loss

Balance at September 30, 2004	27,500	$27	230,000	$230

See Notes to Financial Statements.

BIOCOL, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

SINCE FEBRUARY 27, 1997 (INCEPTION) TO SEPTEMBER 30, 2004

	Common Stock		Additional Paid-in	Retained	Deficit Accumulated since October 20, 1999 inception of development
	Shares	Amount	Capital	Deficit	Stage
Balance at February 27, 1997

(inception)	--	$--	$--	$--	$--

Net loss	--	--	--	(1,025)	--

Balance at September 30, 1997	--	--	--	(1,025)	--
November 4, 1997 Issuance of
stock for services and payment

of accounts payable	1,000,000	1,000	--	--	--

Net loss	--	--	--	(25)	--

Balance at September 30, 1998	1,000,000	1,000	--	(1,050)	--

Capital contributed by shareholder	--	--	75	--	--

Net loss	--	--	--	(25)	--

Balance at September 30, 1999	1,000,000	1,000	75	(1,075)	--

Capital contributed by shareholder	--	--	2,724	--	--

Net loss	--	--	--	--	(3,043)

Balance at September 30, 2000	1,000,000	1,000	2,799	(1,075)	(3,043)

Capital contributed by shareholder	--	--	2,000	--	--

Net loss	--	--	--	--	(2,256)

Balance at September 30, 2001	1,000,000	1,000	4,799	(1,075)	(5,299)

Capital contributed by shareholder	--	--	575	--	--

Net loss	--	--	--	--	(5,450)

Balance at September 30, 2002	1,000,000	1,000	5,374	(1,075)	(10,749)

Net loss	--	--	--	--	(100)

Balance at September 30, 2003	1,000,000	1,000	5,374	(1,075)	(10,849)

Issuance of Series B preferred	--	--	2,299,770	--	--
Issuance of Series A preferred
stock for US, Canada & Europe

distribution rights	.	--	2,749,973	--	--
Issuance of common stock for

inventory	7,671,743	7,671	759,503	--	--

Net loss	(84,476)

Balance at September 30, 2004	8,671,743	$8,671	$5,814,620	$(1,075)	$(95,325)

See Notes to Financial Statements.

BIOCOL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

SINCE FEBRUARY 27, 1997 (INCEPTION) TO SEPTEMBER 30, 2004

	For the years ended September 30,				Cumulative since October 20, 1999 inception of development
	2004		2003		Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$		$		$
		(84,476)		(100)	(95,325)
Adjustments to reconcile net loss to net cash
flows from operating activities:
(Increase) decrease in inventory
Accounts receivable
		(52,000)		--	(52,000)
Inventory
		(767,174)		--	(767,174)
Increase (decrease) in operating liabilities:
Accounts payable
		140,594		100	146,069
Accrued expenses
		12,000		--	12,000
Related party payable
		12,360		--	12,360

NET CASH FLOWS USED IN OPERATING ACTIVITIES
		(738,696)		--	(744,070)

CASH FLOWS FROM INVESTING ACTIVITIES

Distribution rights and other intangibles		(4,750,000)		--	(4,750,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES		(4,750,000)		--	(4,750,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Procceds from sale of common stock		767,175		--	767,175

Proceeds from sale of preferred stock		5,050,000		--	5,050,000

Capital contributed by shareholder		--		--	5,374

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		5,817,175		--	5,822,549

NET INCREASE IN CASH		328,479		--	328,479

CASH, BEGINNING OF PERIOD		--		--	--

CASH, END OF PERIOD		328,479		--	328,479

See Notes to Financial Statements.

BIOCOL, INC.

Notes to the Financial Statements

For the Years Ended September 30, 2004 and 2003

(1)	Summary of significant accounting policies

Nature of operations – Biocol, Inc. (the “Company”) was incorporated under the laws of the State of Wyoming on February 27, 1997. On March 14, 2004, the Company changed its name from Pear Network, Inc. to Biocol, Inc.. The Company ceased all operating activities during the period February 27, 1997 to October 20, 1999 and was considered dormant.

Since October 20, 1999, the Company has become a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting all of its present efforts to its Biocol business. The losses of $147,325 accumulated since October 20, 1999 have been considered as part of the Company’s development stage activities.

On February 15, 2004, the Company acquired the exclusive rights to distribute the Biocol line of products in the U.S., Canada and Europe. Biocol currently offers four products; Biocol Gel, a cosmeceutical; Biocol Cosmetic Mask, a stabilizing platform for use with Biocol Gel; Biocol Bio-Skin, a skin replacement bandage; and Biocol Delivery Gel, a serum for use in conjunction with Biocol Bio-Skin.

Use of estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Loss per share – The Company applies Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS No. 128), which requires the calculation of basic and diluted loss per share. Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the “treasury stock” method.

Comprehensive income - The Company applies Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not had any such items during the period and, consequently, net loss and comprehensive loss are the same.

Inventory valuation – Inventories, consisting of raw materials and finished goods, are stated at the lower of cost or market. Cost has been determined on the first-in, first-out basis. Market is based upon realizable value.

BIOCOL, INC.

Notes to the Financial Statements

For the Years Ended September 30, 2004 and 2003

(1)	Summary of significant accounting policies (Continued)

Intangible Assets – The Company has adopted Statement of Financial Accounting Standards No. 142 “Goodwill and other Intangibles” which requires companies to determine the fair value of intangibles on an annual basis. Under SFAS 142, amortization of the intangible is not permitted. Therefore, amortization expense is not recorded on the accompanying income statements. The Company owns intangible assets consisting of exclusive distribution rights in the United States, Canada and Europe for the Biocol products.

Income Taxes – Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue recognition – The Company recognizes revenue, net of estimated returns, at the time the customer takes possession of the merchandise. When the Company receives payment from customers before the customer has taken possession of the merchandise, the amount received is recorded as Deferred Revenue in the accompanying Balance Sheets until the sale is completed.

Receivables – The Company records an allowance for bad debts on accounts receivable based on the collection history of the specific account receivable. There was no allowance for bad debts at September 30, 2004 of $11,510.

Concentrations of credit risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Effects of recent accounting pronouncements - In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposals that are initiated after December 31, 2002. SFAS 146 has had no effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure that amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to SFAS 123’s fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statements amendment of the transition

BIOCOL, INC.

Notes to the Financial Statements

For the Years Ended September 30, 2004 and 2003

(1)	Summary of significant accounting policies (Continued)

and annual disclosure requirements of SFAS 123 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 has had no effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s financial position or results of operations.

In May, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It requires the issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 became effective for guarantees issued or modified on or after January 1, 2003 and had no effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In general a variable entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity’s activity to be consolidated by a company if the company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual return or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003, which was subsequently delayed until the fourth quarter of 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the interpretation did not have any impact on the Company’s financial statements.

BIOCOL, INC.

Notes to the Financial Statements

For the Years Ended September 30, 2004 and 2003

(2)	Income taxes

As of September 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $95,000 that may be offset against future taxable income through 2021. Because the Company has no assurance that the tax benefit from the net operating loss will ever be realized, a valuation allowance has been provided equal to the deferred tax asset. There are no other timing differences which arise from recognizing income and expense in different periods for financial and income tax reporting purposes.

A substantial change in ownership has occurred which further limits the net operating loss that may offset future taxable income and increases the likelihood that the net operating loss will expire unused.

(3)	Stockholders’ Equity

Preferred Stock, Series A – On March 26, 2001, the Company authorized five million shares of Series A Preferred Stock, par value $.001. On March 15, 2004, the Company issued 27,500 shares of non-voting, redeemable Series A Preferred Stock. Series A have a primary claim on all assets of the Company. The 27,500 shares are redeemable by the holder at face value ($2,750,000) upon merger, sale or transfer of assets, or upon the redeemable due date of the security.

Preferred Stock, Series B – On March 26, 2001, the Company authorized five million shares of Series B Preferred Stock with a stated value of $.001. On February 15, 2004, the Company issued 230,000 convertible non-voting Series B Preferred Stock. The Series B Preferred is convertible at the rate of 100 common shares to 1 preferred share.

Common Stock – The Company issued 7,671,743 common shares on February 15, 2004 at the rate of $.10 per share. The Company has 100,000,000, par value $.001, common shares authorized for issuance.

(4)	Commitments

As of September 30, 2004 the Company had not entered into any long-term leasing agreements for its office space. All activities of the Company have been conducted by corporate officers either from their home offices or business offices. There are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of these facilities.

(5)	Related party transactions

As of September 30, 2004, the Company owed a shareholder of the Company $12,360 for a short-term loan used to meet operating needs.

(6)	Cash flow disclosures

On February 15, 2004, the Company issued 7,671,743 shares of its common stock in exchange for Biocol Gel inventory valued at $767,175.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

BIOCOL, INC.

Dated: January 13, 2005

By /S/	Christopher C. Corwin

Christopher C. Corwin

President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of January, 2005.

Signatures & Title

/S/ Christopher C. Corwin

Christopher C. Corwin

(Principal Executive Officer

and Chief Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Boris Karpivich Gavrilyuk	DATE: January 13, 2005

Dr. BORIS KARPIVICH GAVRILYUK MD, PhD,

Director

/s/ Alexander Gorbachev	DATE: January 13, 2005

ALEXANDER GORBACHEV, PhD, Director

/s/ Christopher C. Corwin	DATE: January 13, 2005

CHRISTOPHER C. CORWIN, Director

Exhibit 31.1

Section 302 Certifications

I, Christopher C. Corwin, certify that:

1.	I have reviewed this annual report on form 10-KSB of Biocol, Inc.

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.      The small business issuer(s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

a)      designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)      evaluated the effectiveness of the small business issuer(s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c)      disclosed in this report any change in the small business issuer(s internal control over financial reporting that occurred during the small business issuer(s most recent fiscal quarter (the small business issuer(s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer(s internal control over financial reporting; and

5.      The small business issuer(s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer(s auditors and the audit committee of small business issuer(s board of directors (or persons performing the equivalent functions):

a)      all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer(s ability to record, process, summarize and report financial information; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer(s internal control over financial reporting.

Date: January 13, 2005

/S/ Christopher C. Corwin

Christopher C. Corwin

President, Director

(Principal Executive Officer)

1

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Biocol, Inc. on Form 10-KSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the (Report(), I, Christopher C. Corwin, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Christopher C. Corwin

Christopher C. Corwin

President, Director

(Principal Executive Officer)

January 13, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

1