Form 10QSB
period 2004-12-31
BIOCOL, INC.
filed 2005-11-29
CIK 1101373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2004
                 -----------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 000-28673
            ---------------------------------------------------------

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





         Indicate by Check Mark Whether the Registrant is a Shell Company (as Defined by Rule 12B-2 of the Exchange Act). Yes ; No X

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 17, 2005 8,671,743


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                December 31,       September 30,
                                                                                    2004                2004
                                                                              -----------------  ------------------
Assets:
  Current Assets
    Cash and cash equivalents                                                 $         267,479  $          328,479
    Accounts Receivable, net                                                             75,000              52,000
    Inventory                                                                           699,673             767,174
                                                                              -----------------  ------------------
       Total Current Assets                                                           1,042,152           1,147,653

  Intangible Assets - Distribution rights, US, Canada & Europe                        4,750,000           4,750,000
                                                                              -----------------  ------------------

                Total Assets                                                  $       5,792,152  $        5,897,653
                                                                              =================  ==================

Liabilities:
    Accounts payable                                                          $         146,645  $          146,145
    Accrued expenses                                                                      3,000              12,000
    Related party payable                                                                12,360              12,360
                                                                              -----------------  ------------------
               Total Current Liabilities                                                162,005             170,505
                                                                              -----------------  ------------------

Stockholders' Equity:
  Preferred Stock - Series A, Par value $.001
    Authorized 5,000,000 shares, Issued 27,500 shares
    at December 31, 2004 and September 30, 2004                                              27                  27
  Preferred Stock - Series B, Par value $.001
    Authorized 5,000,000 shares, Issued 230,000 shares
    at December 31, 2004 and at September 30, 2004                                          230                 230
  Common Stock, Par value $.001 Authorized 100,000,000 shares,
    Issued 8,671,743 Shares at December 31, 2004
    and September 30, 2004                                                                8,671               8,671
  Paid-In Capital                                                                     5,814,620           5,814,620
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                  (192,326)            (95,325)
                                                                              -----------------  ------------------
     Total Stockholders' Equity                                                       5,630,147           5,727,148
                                                                              -----------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                   $       5,792,152  $        5,897,653
                                                                              =================  ==================


                             See accompanying notes

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                              For the three months ended
                                                     December 31,
                                       -----------------------------------------
                                              2004                   2003
                                       -------------------    ------------------
Revenues:                                          $75,000    $                -
Cost of goods sold                                  67,500                     -
                                       -------------------    ------------------
   Gross margin                                      7,500                     -
                                       -------------------    ------------------

Expenses:
  Salaries                                           9,000                     -
  Consulting                                        15,000                     -
  Legal                                              5,000                     -
  Accounting                                           500                     -
 Research & development                             75,000                     -
  Taxes                                                  -                     -
                                       -------------------    ------------------
     Total expenses                                104,500
                                       -------------------

     Net Loss                          $           (97,000)   $                -
                                       ===================    ==================

Loss Per Share:
  Basic                                $            (0.04)
  Diluted                              $            (0.01)    $                -
                                       ===================    ==================














                             See accompanying notes

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               For the three months ended
                                                                      December 31,
                                                          -------------------------------------
                                                                2004                2003
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (97,000) $                -
(Increase) Decrease in Inventory                                   (767,175)                  -
Increase (Decrease) in Accounts Payable                              87,950                   -
                                                          -----------------  ------------------
  Net Cash Used in operating activities                            (776,225)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Distribution Rights                                  (4,750,000)                  -
                                                          -----------------  ------------------
Net cash provided by investing activities                        (4,750,000)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock                                  767,175                   -
Proceeds from sale of preferred stock                             5,050,000                   -
Capital contributed by shareholder                                        -                   -
                                                          -----------------  ------------------
Net Cash Provided by Financing Activities                         5,817,175                   -
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         290,950                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         290,950  $                -
                                                          =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None

                             See accompanying notes

                                  BIOCOL, INC.
                     (Foirmerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of December 31, 2004 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (Continued)
                                   (Unaudited)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)
Loss to common shareholders
                                                               For the three months ended December 31, 2004
BASIC LOSS PER SHARE                                    $         (103,628)           4,750,630  $           (0.02)
DILUTED LOSS PER SHARE                                  $         (103,628)          15,995,073  $           (0.01)
                                                        ==================  ===================  ==================

                                                               For the three months ended December 31, 2003
BASIC LOSS PER SHARE                                    $                  -          1,000,000  $                  -
DILUTED LOSS PER SHARE                                  $                  -          1,000,000  $                  -
                                                        ==================  ===================  ==================

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $114,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - CONCENTRATION OF RISK

         As of December 31, 2004, the Company receives 100% of its gross revenues from one re- seller. The loss of this re-seller would adversely impact the business of the Company.

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003 (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of December 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         The Company had no costs of sales revenues for the three months ended December 31, 2004 or 2003 because it was a shell company that had not had any business operations for the past three years. The Company had general and administrative expenses of $103,628 for the three month period ended December 31, 2004 and $-0- for the same period in 2003.

CAPITAL RESOURCES AND LIQUIDITY

         At December 31, 2004, the Company had total current assets of $1,051,497 and total assets of $5,801,497 as compared to $-0- current assets and $-0- total assets at September 30, 2003. The Company had a net working capital of $957,997 at December 31, 2004 and a net working capital deficit of $5,550 at September 30, 2003.

         Net stockholders' equity in the Company was $5,707,997 as of December 31, 2004 and net stockholders' deficit was $5,550 at September 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on this evaluation as of December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None/Not Applicable.

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


Biocol, Inc.




/s/ Paul Bailey
Paul Bailey
President/CFO and Director

November 17, 2005