Form 10QSB
period 2005-03-31
BIOCOL, INC.
filed 2005-11-29
CIK 1101373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2005
                  --------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 17, 2005 8,671,743
------------------------------------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  March 31,        September 30,
                                                                                    2005                2004
                                                                              -----------------  ------------------
Assets:
  Current Assets
    Cash and cash equivalents                                                 $         238,479  $          328,479
    Accounts Receivable, net                                                             90,000              52,000
    Inventory                                                                           618,673             767,174
                                                                              -----------------  ------------------
       Total Current Assets                                                             947,152           1,147,653

  Intangible Assets - Distribution rights, US, Canada & Europe                        4,750,000           4,750,000
                                                                              -----------------  ------------------

                Total Assets                                                  $       5,697,152  $        5,897,653
                                                                              =================  ==================

Liabilities:
    Accounts payable                                                          $         148,445  $          146,145
    Accrued expenses                                                                      3,000              12,000
    Related party payable                                                                12,360              12,360
                                                                              -----------------  ------------------
               Total Current Liabilities                                                163,805             170,505
                                                                              -----------------  ------------------

Stockholders' Equity:
  Preferred Stock - Series A, Par value $.001
    Authorized 5,000,000 shares, Issued 27,500 shares
    at March 31, 2005 and September 30, 2004                                                 27                  27
  Preferred Stock - Series B, Par value $.001
    Authorized 5,000,000 shares, Issued 230,000 shares
    at March 31, 2005 and at September 30, 2004                                             230                 230
  Common Stock, Par value $.001 Authorized 100,000,000 shares,
    Issued 8,671,743 Shares at March 31, 2005
    and September 30, 2004                                                                8,671               8,671
  Paid-In Capital                                                                     5,814,620           5,814,620
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                  (289,126)            (95,325)
                                                                              -----------------  ------------------
     Total Stockholders' Equity                                                       5,533,347           5,727,148
                                                                              -----------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                   $       5,697,152  $        5,897,653
                                                                              =================  ==================


                             See accompanying notes

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                       For the three months ended             For the six months ended
                                               March 31,                              March 31,
                                 -------------------------------------- -------------------------------------
                                        2005                2004              2005                2004
                                 ------------------  ------------------ -----------------   -----------------
Revenues                                    $90,000  $                -          $165,000   $               -
Cost of sales                                81,000                   -           148,500                   -
                                 ------------------  ------------------ -----------------   -----------------
Gross margin                                  9,000                   -            16,500                   -
                                 ------------------  ------------------ -----------------   -----------------

Expenses:
  Salaries                                    9,000              12,000            18,000              12,000
  Consulting                                 15,000                   -            30,000                   -
  Legal                                       5,000              15,678            10,000              15,678
  Accounting                                  1,800                 950             2,300                 950
 Research & development                      75,000              75,000           150,000              75,000
                                 ------------------  ------------------ -----------------   -----------------
     Total expenses                         105,800             103,628           210,300             103,628
                                 ------------------  ------------------ -----------------   -----------------

     Net Loss                    $          (96,800) $         (103,628)$        (193,800)  $        (103,628)
                                 ==================  ================== =================   =================

Loss Per Share:
  Basic                          $           (0.01)  $           (0.02) $          (0.02)   $          (0.04)
  Diluted                        $               -   $           (0.01) $          (0.01)   $          (0.01)
                                 ==================  ================== =================   =================















                             See accompanying notes

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the six months ended
                                                                        March 31,
                                                          -------------------------------------
                                                                2005                2004
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (193,800) $         (103,628)
(Increase) Decrease in Accounts Receivable                          (38,000)                  -
(Increase) Decrease in Inventory                                    148,500            (767,175)
Increase (Decrease) in Accounts Payable                               2,300              87,950
Increase (Decrease) in Accrued Expenses                              (9,000)                  -
                                                          -----------------  ------------------
  Net Cash Used in operating activities                             (90,000)           (782,853)
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Distribution Rights                                           -          (4,750,000)
                                                          -----------------  ------------------
Net cash provided by investing activities                                 -          (4,750,000)
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock                                        -             767,175
Proceeds from sale of preferred stock                                     -           5,050,000
Capital contributed by shareholder                                        -                   -
                                                          -----------------  ------------------
Net Cash Provided by Financing Activities                                 -           5,817,175
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         (90,000)            284,322
Cash and Cash Equivalents
  at Beginning of Period                                            328,479                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         238,479  $          284,322
                                                          =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None

                             See accompanying notes

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Biocol, Inc. (Formerly a Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 (Continued)
                                   (Unaudited)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)
Loss to common shareholders
                                                                 For the three months ended March 31, 2005
BASIC LOSS PER SHARE                                    $          (96,800)           8,671,743  $           (0.01)
DILUTED LOSS PER SHARE                                  $          (96,800)          31,671,743  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2004
BASIC LOSS PER SHARE                                    $         (103,628)           4,750,630  $           (0.02)
DILUTED LOSS PER SHARE                                  $         (103,628)          15,995,073  $           (0.01)
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2005
BASIC LOSS PER SHARE                                    $         (193,800)           8,671,743  $           (0.02)
DILUTED LOSS PER SHARE                                  $         (193,800)          31,671,743  $           (0.01)
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2004
BASIC LOSS PER SHARE                                            $(103,628)            2,864,954  $           (0.04)
DILUTED LOSS PER SHARE                                  $         (103,628)           8,456,114  $           (0.01)
                                                        ==================  ===================  ==================

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of March 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $290,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - CONCENTRATION OF RISK

         As of March 31, 2005, the Company receives 100% of its gross revenues from one re-seller. The loss of this re-seller would adversely impact the business of the Company.

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of March 31, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

RESULTS OF OPERATIONS

         For the three months ended March 31, 2005 and 2004, the Company had a net loss from operations of approximately $97,000 and $104,000 respectively. For the six months ended March 31, 2005 and 2004, the Company had a net loss from operations of approximately $194,000 and $104,000 respectively.

         Total Revenues - For the three months ended March 31, 2005 and 2004, the Company had total sales of approximately $90,000 and $-0- respectively, for an increase of approximately $90,000. For the six months ended March 31, 2005 and 2004, the Company had total sales of approximately $165,000 and $-0-respectively, for an increase of approximately $165,000. Although revenues are not yet sufficient to support the operations of the Company, management believes revenues will continue to grow in the future as the Company continues to implement its business plan.

         Costs and Expenses - Costs of revenues as a percentage of sales is approximately 90% for the three and six months ended March 31, 2005. Management expects the cost of labor and other general and administrative costs to decline s a percentage of sales as the Company carries out its expansion plans.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, the Company has working capital of approximately $780,000. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

         Management plans include searching for new customers and obtaining additional financing to fund payment of obligations and to provide working capital for operations and to finance future growth. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its operating expenses. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and realize other assets. There is no assurance any of these transactions will occur.

         The Company has met its capital requirements primarily through the sale of its Common Stock, Convertible Preferred Stock, Convertible Debentures and Notes Payable.

         For the six months ended March 31, 2005 and 2004 operating activities used approximately $90,000 and 783,000, respectively in cash flow.

         After the completion of its expansion plans, the Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

         We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

         We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

RECENTLY ENACTED AND PROPOSED REGULATORY CHANGES

         Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and NASDAQ could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. The new rules could make it more difficult for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Company's board of directors, or as executive officers. We are presently evaluating and monitoring developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, EFFECTIVE DATE OF FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

         In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. We adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. We adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

         In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS - AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of ths Statement will have any immediate material impact on the Company.

         On December 16, 2004, the FASB issued SFAS No. 123 ( R ), SHARE-BASED PAYMENT, which is an amendment to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME- SHARING TRANSACTIONS, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time- Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

         In December 2004, the FASB issued SFAS No. 153, EXCHANGE OF NONMONETARY ASSETS. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements fo the Company.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

EXECUTIVE OFFICERS AND DIRECTORS

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the

Board of Directors. The following table sets forth the name, age, and position of each new executive officer and director of the Company:


DIRECTOR'S NAME   AGE      OFFICE            TERM EXPIRES
Paul Bailey       35       CEO, CFO and Director        next annual meeting

PAUL BAILEY: Mr. Bailey is founder and CEO of Maverick Micro, an Internet Retailer of Advanced Custom computer Interconnects and Accessories and also oversees its wholly owned division Maverick Websites. He has held this position since inception in 2002. He is a Bachelors Candidate in Business Administration at Anderson University. Mr. Bailey has acted as an Independent Consultant to the Company from 2004 until the present time.

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