Form 10QSB
period 2005-06-30
BIOCOL, INC.
filed 2005-11-29
CIK 1101373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                   -------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 17, 2005 8,671,743
------------------------------------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  June 30,         September 30,
                                                                                    2005                2004
                                                                              -----------------  ------------------
Assets:
  Current Assets
    Cash and cash equivalents                                                 $         224,479  $          328,479
    Accounts Receivable, net                                                            110,000              52,000
    Inventory                                                                           519,673             767,174
                                                                              -----------------  ------------------
       Total Current Assets                                                             854,152           1,147,653

  Intangible Assets - Distribution rights, US, Canada & Europe                        4,750,000           4,750,000
                                                                              -----------------  ------------------

                Total Assets                                                  $       5,604,152  $        5,897,653
                                                                              =================  ==================

Liabilities:
    Accounts payable                                                          $         162,445  $          146,145
    Accrued expenses                                                                      3,000              12,000
    Related party payable                                                                12,360              12,360
                                                                              -----------------  ------------------
               Total Current Liabilities                                                177,805             170,505
                                                                              -----------------  ------------------

Stockholders' Equity:
  Preferred Stock - Series A, Par value $.001
    Authorized 5,000,000 shares, Issued 27,500 shares
    at June 30, 2005 and September 30, 2004                                                  27                  27
  Preferred Stock - Series B, Par value $.001
    Authorized 5,000,000 shares, Issued 230,000 shares
    at June 30, 2005 and at September 30, 2004                                              230                 230
  Common Stock, Par value $.001 Authorized 100,000,000 shares,
    Issued 8,671,743 Shares at June 30, 2005
    and September 30, 2004                                                                8,671               8,671
  Paid-In Capital                                                                     5,814,620           5,814,620
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                  (396,126)            (95,325)
                                                                              -----------------  ------------------
     Total Stockholders' Equity                                                       5,426,347           5,727,148
                                                                              -----------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                   $       5,604,152  $        5,897,653
                                                                              =================  ==================


                             See accompanying notes

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       For the three months ended             For the nine months ended
                                                June 30,                              June 30,
                                 -------------------------------------- -------------------------------------
                                        2005                2004              2005                2004
                                 ------------------  ------------------ -----------------   -----------------
Revenues                                   $110,000  $                -          $275,000   $               -
Cost of sales                                99,000                   -           247,500                   -
                                 ------------------  ------------------ -----------------   -----------------
Gross margin                                 11,000                   -            27,500                   -
                                 ------------------  ------------------ -----------------   -----------------

Expenses:
  Salaries                                    9,000               7,500            27,000              19,500
  Consulting                                 15,000                   -            45,000                   -
  Legal                                       5,000                   -            15,000              15,678
  Accounting                                 14,000               9,500            16,300              10,450
 Research & development                      75,000                   -           225,000              75,000
                                 ------------------  ------------------ -----------------   -----------------
     Total expenses                         118,000              17,000           328,300             120,628
                                 ------------------  ------------------ -----------------   -----------------

     Net Loss                    $         (107,000) $          (17,000)$        (300,800)  $        (120,628)
                                 ==================  ================== =================   =================

Loss Per Share:
  Basic                          $           (0.01)  $                - $          (0.03)   $          (0.02)
  Diluted                        $               -   $                - $          (0.01)   $          (0.01)
                                 ==================  ================== =================   =================















                             See accompanying notes

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                For the nine months ended
                                                                        June 30,
                                                          -------------------------------------
                                                                2005                2004
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $        (300,800) $         (120,628)
(Increase) Decrease in Accounts Receivable                          (58,000)                  -
(Increase) Decrease in Inventory                                    247,500            (767,175)
Increase (Decrease) in Accounts Payable                              16,300             104,950
Increase (Decrease) in Accrued Expenses                              (9,000)                  -
                                                          -----------------  ------------------
  Net Cash Used in operating activities                            (104,000)           (782,853)
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Distribution Rights                                           -          (2,000,000)
                                                          -----------------  ------------------
Net cash provided by investing activities                                 -          (2,000,000)
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of common stock                                        -             767,175
Proceeds from sale of preferred stock                                     -           2,300,000
Capital contributed by shareholder                                        -                   -
                                                          -----------------  ------------------
Net Cash Provided by Financing Activities                                 -           3,067,175
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                        (104,000)            284,322
Cash and Cash Equivalents
  at Beginning of Period                                            328,479                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         224,479  $          284,322
                                                          =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None

                             See accompanying notes

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of June 30, 2005 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)
Loss to common shareholders
                                                                 For the three months ended June 30, 2005
BASIC LOSS PER SHARE                                    $         (107,000)           8,671,743  $           (0.01)
DILUTED LOSS PER SHARE                                  $         (107,000)          31,671,743  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended June 30, 2004
BASIC LOSS PER SHARE                                    $          (17,000)           8,671,743  $                -
DILUTED LOSS PER SHARE                                  $          (17,000)          31,671,743  $                -
                                                        ==================  ===================  ==================

                                                                  For the nine months ended June 30, 2005
BASIC LOSS PER SHARE                                    $         (300,800)           8,671,743  $           (0.03)
DILUTED LOSS PER SHARE                                  $         (300,800)          31,671,743  $           (0.01)
                                                        ==================  ===================  ==================

                                                                  For the nine months ended June 30, 2004
BASIC LOSS PER SHARE                                            $(103,628)            4,807,667  $           (0.02)
DILUTED LOSS PER SHARE                                  $         (103,628)          16,223,108  $           (0.01)
                                                        ==================  ===================  ==================

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

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

NOTE 2 - INCOME TAXES

         As of June 30, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $397,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - CONCENTRATION OF RISK

         As of June 30, 2005, the Company receives 100% of its gross revenues from one re-seller. The loss of this re-seller would adversely impact the business of the Company.

                                  BIOCOL, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004 (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of June 30, 2005 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

RESULTS OF OPERATIONS

         For the three months ended June 30, 2005 and 2004, the Company had a net loss from operations of approximately $107,000 and $17,000 respectively. For the nine months ended June 30, 2005 and 2004, the Company had a net loss from operations of approximately $301,000 and $121,000 respectively.

         Total Revenues - For the three months ended June 30, 2005 and 2004, the Company had total sales of approximately $110,000 and $-0- respectively, for an increase of approximately $110,000. For the nine months ended June 30, 2005 and 2004, the Company had total sales of approximately $275,000 and $-0-respectively, for an increase of approximately $275,000. Although revenues are not yet sufficient to support the operations of the Company, management believes revenues will continue to grow in the future as the Company continues to implement its business plan.

         Costs and Expenses - Costs of revenues as a percentage of sales is approximately 90% for the three and nine months ended June 30, 2005. Management expects the cost of labor and other general and administrative costs to decline s a percentage of sales as the Company carries out its expansion plans.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2005, the Company has working capital of approximately $676,000. The Company's continued existence is dependent upon its ability to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

         For the nine months ended June 30, 2005 and 2004 operating activities used approximately $104,000 and 783,000, respectively in cash flow.

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

         (b) Changes in Internal Controls

         Based on this evaluation as of June 30, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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